Form 10QSB
period 2000-08-31
DOLPHIN COM INC
filed 2000-10-16
CIK 1105629

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2000
Commission file no.:  000-29589

                                Dolphin.com, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                           58-2518569
------------------------------------                  -----------------------
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                        Identification No.)

2958 Braithwood Court
Atlanta, GA                                                   30345
------------------------------------------            -----------------------
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

         As of August 31, 2000, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.

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

Statement of Changes in Stockholders' Equity                           F-4

Statement of Cash Flows                                                F-5

Notes to Financial Statements                                          F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants


ACCOUNTANTS' REVIEW REPORT


                     The Board of Directors and Stockholders

Dolphin.com, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Dolphin.com, Inc. (a Florida corporation and a development stage company) as of August 31, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period January 19,2000 (date of inception) to August 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Dolphin.com, Inc.

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



/s/ Dorra Dugan & Shaw
Certified Public Accountants
October 11, 2000

                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com
                                       F-1

DOLPHIN.COM, INC.
(A Development Stage Company)

BALANCE SHEET




August 31,                                                            2000
-------------------------------------------------------------------- ---------------

ASSETS

Current Assets:
     Cash                                                            $             -
---- --------------------------------------------------------------- ---------------

TOTAL CURRENT ASSETS                                                               -
-------------------------------------------------------------------- ---------------

                                                                     $             -
---- --------------------------------------------------------------- ---------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                $             5
---- --------------------------------------------------------------- ---------------

TOTAL CURRENT LIABILITIES                                                          5
-------------------------------------------------------------------- ---------------

                                                                                   5
---- --------------------------------------------------------------- ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                               550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                        -
     Additional paid-in-capital                                                3,050
     Deficit accumulated during the developmental stage                       (3,605)
---- --------------------------------------------------------------- ---------------

TOTAL STOCKHOLDERS' EQUITY                                                        (5)
-------------------------------------------------------------------- ---------------

                                                                     $            (5)
---- --------------------------------------------------------------- ---------------



     The accompanying notes are an integral part of the financial statements

DOLPHIN.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE




For the period January 19, 2000 (date of inception) to August 31,        2000
----------------------------------------------------------------------- -------------
Revenues                                                                 $          -
----------------------------------------------------------------------- -------------


Operating expenses:
    Professional fees                                        $    3,500
    Bank charges                                                    105
                                                                                3,605
--- ------------------------------------------------------------------- -------------

Loss before income taxes                                                       (3,605)
    Income taxes                                                                    -
--- ------------------------------------------------------------------- -------------

Net loss                                                                       (3,605)
----------------------------------------------------------------------- -------------

Deficit accumulated during the
deveopmental stage  - August 31, 2000                                    $     (3,605)
----------------------------------------------------------------------- -------------

Net loss per share                                                       $    (0.0006)
----------------------------------------------------------------------- -------------




     The accompanying notes are an integral part of the financial statements

DOLPHIN.COM, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period January 19, 2000 (date of inception) to August 31,    2000
------------------------------------------------------------------ --------------
Operating Activities:
        Net loss                                                   $     (3,605)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
             Increase in:
                 Issuance of common stock for services                    2,500
---- --- --- --- ------------------------------------------------- -------------

Net cash used by operating activities
                                                                         (1,105)
------------------------------------------------------------------ -------------

Financing activities:
     Issuance of Common Stock                                             1,100
---- ------------------------------------------------------------- -------------

Net cash provided by financing activities                                 1,100
------------------------------------------------------------------ -------------

Net increase in cash                                                         (5)
------------------------------------------------------------------ -------------

 Cash - August 31, 2000                                            $         (5)
------------------------------------------------------------------ -------------




     The accompanying notes are an integral part of the financial statements

DOLPHIN.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the period January 19, 2000 (date of inception) to August 31,               2000
------------------------------------------------------------------------ ------------------------------------
                                                                      Additional
                                    Number of   Preferred  Common     Paid - In   Accumulated
                                       Shares     Stock     Stock      Capital      Deficit        Total
                                    ----------- --------- ---------- ----------- -------------- -------------

Issuance of Common Stock:
    January 20, 2000                5,500,000    $     -   $    550   $    3,050  $         -    $     3,600

Net Loss                                    -          -          -            -        (3,605)       (3,605)
----------------------------------- ----------- --------- ---------- ----------- -------------- -------------

                                    5,500,000    $     -   $    550   $    3,050  $     (3,605)  $        (5)
--- ------------------------------- ----------- --------- ---------- ----------- -------------- -------------




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

Interim Financial Statements

The August 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On January 20, 2000, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500. In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of August 31, 2000.

DOLPHIN.COM, INC.
NOTES TO FINANCIAL STATEMENTS



Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,605 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of August 31, 2000 is $600, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $600, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,605 from January 19, 2000 (date of inception) through August 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending August 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.        Exhibit Name
---------------    ------------------------------------------------------
3(i).1             Articles of Incorporation filed January 19, 2000(1)

3(ii).1            By-laws(1)

27       *         Financial Data Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB. and subsequent amendments filed thereto.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 2000.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                     Dolphin.com, Inc.
                                        (Registrant)

Date: October  15, 2000              BY:  /s/ Mark A. Mintmire
                                     -----------------------------------
                                      Mark A. Mintmire,  President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                      Signature                   Title
------------------         ------------------------       ---------------------

October 15, 2000         BY:  /s/ Mark A. Mintmire
                           -------------------------
                           Mark A. Mintmire               President, Secretary,
                                                          Treasurer, Director